Form 10-Q
period 2010-06-30
SRKP 27 INC
filed 2010-07-09
CIK 1423244

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,096,390 shares of common stock, par value $.0001 per share, outstanding as of July 9, 2010.

SRKP 27, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	2

	Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2010 and June 30, 2009 and for the Cumulative Period from December 17, 2007 (Inception) to June 30, 2010	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010 and June 30, 2009 and for the Cumulative Period from December 17, 2007 (Inception) to June 30, 2010	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		14

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

The results for the period ended June 30, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2009.

SRKP 27, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$506	$21,888

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$97,500	$97,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value
10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value
100,000,000 shares authorized, 7,096,390 issued and outstanding	710	710
Additional paid-in capital	6,790	6,790
(Deficit) accumulated during development stage	(104,494)	(83,112)

Total Stockholders' Equity (Deficit)	(96,994)	(75,612)

	$506	$21,888

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 27, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

									Cumulative from
	Three Months		Three Months		Six Months		Six Months		December 17, 2007
	Ended		Ended		Ended		Ended		(Inception) to
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009		June 30, 2010

REVENUE	$-		$-		$-		$-		$-

EXPENSES	12,668		3,456		21,382		15,670		104,494

NET (LOSS)	$(12,668)		$(3,456)		$(21,382)		$(15,670)		$(104,494)

NET (LOSS) PER COMMON SHARE-BASIC	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,096,390		7,096,390		7,096,390		7,096,390

*  Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 27, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Six Months	Six Months	December 17, 2007
	Ended	Ended	(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(21,382)	$(15,670)	$(104,494)

Net Cash (Used In) Operating Activities	(21,382)	(15,670)	(104,494)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	-	-	5,000
Warrants issued for cash	-	-	2,500
Advances from stockholders	-	25,000	97,500

Net Cash Provided by Financing Activities	-	25,000	105,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(21,382)	9,330	506

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,888	3,796	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$506	$13,126	$506

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 27, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
SRKP 27, Inc. (the Company), a development stage company, was incorporated under the laws of the State of Delaware on December 17, 2007.  The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”.  The fiscal year end is December 31.

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

Earnings per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At June 30, 2010 and 2009, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

SRKP 27, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided at a charge by WestPark Capital.  The Company’s President is also the Chief Executive Officer of WestPark Capital. For the six months ended June 30, 2010 and 2009, the Company incurred costs of $6,000 and $1,000 for these services, respectively. Such costs are material to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $97,500 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

 NOTE 5 - POTENTIAL MERGER

On June 22, 2010, the Company entered into an amended Share Exchange Agreement (the “Agreement”) with HHIT International Enterprise Management Limited, a British Virgin Islands corporation (“HHIT BVI”) and HHIT International Group Limited, a Hong Kong company (“HHIT HK”) and a wholly owned subsidiary of HHIT BVI, Guangzhou Huihai Information Sci-Tech Co., Ltd., a company organized under the People’s Republic of China and wholly-owned subsidiary of HHIT HK (“HHIT PRC”), Guangzhou HHIT Enterprise Management Co., Ltd., a company organized under the laws of the People’s Republic of China and controlled by HHIT PRC by contractual agreement and arrangements (“HHIT Guangzhou”) and HHIT International Holdings Limited, a company organized under the laws of the British Virgin Islands and sole shareholder of HHIT BVI (the “HHIT Shareholder”). Pursuant to the Agreement, the Company will issue an aggregate of 33,072,500 shares of its common stock, par value $0.0001 (the “Common Stock”) to the HHIT Shareholder and/or its designees in exchange for 100% of the equity interest of HHIT BVI (the “Share Exchange”).

Pursuant to the terms and conditions of the Agreement and an Amended and Restated Share and Warrant Cancellation Agreement, dated June 22, 2010, at the time of the closing of the Share Exchange the Company will cancel up to 3,496,390 shares of Common Stock and warrants to purchase 5,768,890 shares of common stock held by current stockholders such that its current stockholders will hold an aggregate of 3,600,000 shares of Common Stock immediately after the closing of the transactions contemplated by the Agreement.  Additionally, in accordance with the terms of the Agreement, the Company expects to conclude a private placement offering. If the transactions contemplated by the Agreement are completed there will be a change in control of the Company.

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

The Company is currently considered to be a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is not selected, in the event the Share Exchange is not consummated, may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had assets equal to $506 comprised exclusively of cash.  This compares with assets of $21,888, comprised exclusively of cash, as of December 31, 2009.  The Company’s current liabilities as of June 30, 2010 totaled $97,500, comprised exclusively of monies due to stockholders.  This compares to the Company’s current liabilities as of December 31, 2009 of $97,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	For the Cumulative Period from December 17, 2007 (Inception) to June 30, 2010
Net Cash (Used in) Operating Activities	$(21,382)	$(15,670)	$(104,494)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$25,000	$105,000
Net Increase/(Decrease) in Cash and Cash Equivalents	$(21,382)	$9,330	$506

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 17, 2007 (Inception) to June 30, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2010, the Company had a net loss of $12,688 and $21,382, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 in January of 2010 and the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2010 in April of 2010. This compares with a net loss of $3,456 and $15,670 for the three and six months, respectively, ended June 30, 2009, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in February of 2009 and the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009 in April of 2009.

For the cumulative period from December 17, 2007 (Inception) to June 30, 2010, the Company had a net loss of $104,494, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2008 and the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

On June 22, 2010, the Company entered into an amended Share Exchange Agreement (the “Agreement”) with HHIT International Enterprise Management Limited, a British Virgin Islands corporation (“HHIT BVI”) and HHIT International Group Limited, a Hong Kong company (“HHIT HK”) and a wholly owned subsidiary of HHIT BVI, Guangzhou Huihai Information Sci-Tech Co., Ltd., a company organized under the People’s Republic of China and wholly-owned subsidiary of HHIT HK (“HHIT PRC”), Guangzhou HHIT Enterprise Management Co., Ltd., a company organized under the laws of the People’s Republic of China and controlled by HHIT PRC by contractual agreement and arrangements (“HHIT Guangzhou”) and HHIT International Holdings Limited, a company organized under the laws of the British Virgin Islands and sole shareholder of HHIT BVI (the “HHIT Shareholder”). Pursuant to the agreement, the Company will issue an aggregate of 33,072,500 shares of its common stock, par value $0.0001 (the “Common Stock”) to the HHIT Shareholder and/or its designees in exchange for 100% of the equity interest of HHIT BVI (the “Share Exchange”).

Pursuant to the terms and conditions of the Agreement and an Amended and Restated Share and Warrant Cancellation Agreement, dated June 22, 2010, at the time of the closing of the Share Exchange the Company will cancel up to 3,496,390 shares of Common Stock and warrants to purchase 5,768,890 shares of common stock held by current stockholders such that its current stockholders will hold an aggregate of 3,600,000 shares of Common Stock immediately after the closing of the transactions contemplated by the Agreement.  Additionally, in accordance with the terms of the Agreement, the Company expects to conclude a private placement offering.   If the transactions contemplated by the Agreement are completed there will be a change in control of the Company.

If the transactions contemplated by the Agreement are completed there will be a change in control of the Company. In connection with the change in control, the board of directors will elect Zhong Lin, Yu liu, Xiumei Liao and Ning Wang to the board of directors of our Company, with Zhong Lin serving as Chairman. The current members of our board of directors, Richard A. Rappaport, our current President and Anthony C. Pintsopoulos, our Chief Financial Officer and Secretary will then resign from their director and officer positions with the Company. In addition, concurrent with the closing of the Share Exchange, our board will appoint Zhong Lin as our Chief Executive Officer, Lui Tin Neng as our Chief Financial Officer and Corporate Secretary and Yilong Chen as our Chief Technology Officer. There can be no assurance that we will successfully consummate this transaction.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 17, 2007.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

SRKP 27, INC.

Dated: July 9, 2010	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: July 9, 2010	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer